Form 10QSB
period 2000-09-30
EAGLE ENVIRONMENTAL TECHNOLOGIES LTD
filed 2000-11-20
CIK 1106776

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) of the
                             SECURITIES ACT OF 1934

                For the Quarterly period ended September 30, 2000
                         Commission File Number 0-31169

                     EAGLE ENVIRONMENTAL TECHNOLOGIES, LTD.
                    ----------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Nevada                                      88-0284209
-------------------------------------------          -----------------
(State or Other Jurisdiction of                        (IRS Employer
 Incorporation or Organization)                     Identification No.)


                  1380 Greg Street, Suite 220, Sparks, NV 89431
                -------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's Telephone Number, Including Area Code (775) 331-6555


                    Common Stock, Par Value $0.001 Per Share

                    ----------------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes  [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        Common Stock, Par

      Value $0.001 Per Share                                 14,526,147
      ----------------------                           -----------------------
           (Title of Class)                               (Number of Shares
                                                            Outstanding on
                                                          September 30, 2000
Traditional Small Business Disclosure Format (Check One):
[X] Yes  [ ] No

ITEM 1.  Financial Statements


                            Eagle Consolidated Report

                             Balance Sheet UNAUDITED

                                                 Sep/00        Sep/99         Inc/(Dec)     %
                                              -----------    -----------    ----------- -----------


                                     ASSETS

Current Assets:
    Cash                                      $     5,283    ($      425)   $     5,709     1342.2%
    Account Receivables                            12,070          2,093          9,977      476.7%
    Notes receivable Lone Eagle                         0        377,355       (377,355)    -100.0%
    Note Receivable, Related Parties                8,738              0          8,738
    Inventory                                         564              0            564
                                              -----------    -----------    ----------- -----------
    TOTAL Current Assets                           26,656        379,023       (352,368)     -93.0%
                                              -----------    -----------    ----------- -----------
Fixed Assets:
    Property & Equipment                           62,840         29,758         33,082      111.2%
    Vehicle Accum Deprn                            (4,792)             0         (4,792)
                                              -----------    -----------    ----------- -----------
    TOTAL Fixed Assets                             58,048         29,758         28,290       95.1%
                                              -----------    -----------    ----------- -----------
Other Assets:
    Other Assets                                  651,552      1,426,484       (774,933)     -54.3%
                                              -----------    -----------    ----------- -----------

    TOTAL Other Assets                            651,552      1,426,484       (774,933)     -54.3%
                                              -----------    -----------    ----------- -----------
       TOTAL ASSETS                           $   736,256    $ 1,835,266    ($1,099,010)     -59.9%
                                                             ===========    ===========    =======

                                   LIABILITIES

Current Liabilities:
    Accounts Payable                          $   504,706    $   320,258    $   184,448       57.6%
    Sales Tax Payable                               2,353              0          2,353
    Salaries and Wages Payable                     45,254         25,438         19,816       77.9%
    JAB Enterprises Inc.                           (4,710)       (14,830)        10,120       68.2%
    Lease payable IKON                             17,416         26,218         (8,802)     -33.6%
    Lease Payable Auto/Ford                        10,729         (2,282)        13,012      570.1%
                                              -----------    -----------    ----------- -----------
    TOTAL Current Liabilities                     575,748        354,802        220,946       62.3%
                                              -----------    -----------    ----------- -----------

Long-Term Liabilities:
    Notes Payable, Papas                           23,678         11,656         12,022      103.1%
    Notes Payable, JAB ENT                         56,496         (2,000)        58,496     2924.8%
    Notes Payable, Conv. Debenture
                                                                   9,000              0      9,000
                                              -----------    -----------    ----------- -----------
    TOTAL Long-Term Liabilities                    89,175          9,656         79,518      823.5%
                                              -----------    -----------    ----------- -----------
       TOTAL LIABILITIES                          664,923        364,458        300,464       82.4%
                                              -----------    -----------    ----------- -----------

                                     CAPITAL

       Common Stock                               132,955         78,812         54,143       68.7%
       Additional paid in Capital               1,783,176      2,218,751       (435,575)     -19.6%
       Retained Earnings                         (774,560)    (1,109,643)       335,083       30.2%
       Year-to-Date Earnings                   (1,070,239)       282,887     (1,353,126)    -478.3%
                                              -----------    -----------    ----------- -----------
       TOTAL CAPITAL                               71,333      1,470,807     (1,399,475)     -95.2%
                                              -----------    -----------    ----------- -----------

               TOTAL LIABILITIES & CAPITAL       $736,256     $1,835,266    $(1,099,010)     -59.9%
                                              ===========     ==========    =========== ===========

   The accompanying notes are an integral part of these financial statements.


                            Eagle Consolidated Report

                           Income Statement UNAUDITED

                                                               3 Months           3 Months             Variance
                                                             Ended Sep/00        Ended Sep/99          Fav/(Unf)       % Var
                                                             ------------       ------------         ------------  ------------

           Income

               Sales                                         $30,360               $1,500              $28,860         1924.0%
                                                             ------------       ------------         ------------  ------------
           TOTAL Income                                       30,360                1,500               28,860         1924.0%
                                                             ------------       ------------         ------------  ------------
           NET REVENUE                                        30,360                1,500               28,860         1924.0%
                                                             ------------       ------------         ------------  ------------
           GROSS PROFIT                                       30,360                1,500               28,860         1924.0%
                                                             ------------       ------------         ------------  ------------

           Expenses

               Payroll Costs

                  Officers Salaries                                0                9,700                9,700          100.0%
                  Employee Benefits                              551                  561                   10            1.8%
                                                             ------------       ------------         ------------  ------------
               TOTAL Payroll Costs                               551               10,261                9,710           94.6%
                                                             ------------       ------------         ------------  ------------
               Utilities                                         402                   25                 (377)         -1499%
               General Expenses                               20,789               84,342               63,553           75.4%
                                                             ------------       ------------         ------------  ------------
           TOTAL Expenses                                     21,743               94,628               72,885           77.0%
                                                             ------------       ------------         ------------  ------------
           OPERATING PROFIT                                    8,617              (93,128)             101,745          109.3%
                                                             ------------       ------------         ------------  ------------

           Other Income & Expenses

               Other Income & Expenses                         3,500               55,365              (51,865)         -93.7%
                                                             ------------       ------------         ------------  ------------
           TOTAL Other Income & Expenses                       3,500               55,365              (51,865)         -93.7%
                                                             ------------       ------------         ------------  ------------
           PROFIT BEFORE TAXES                                12,117              (37,763)              49,880          132.1%
                                                             ------------       ------------         ------------  ------------

           NET PROFIT                                        $12,117             ($37,763)             $49,880          132.1%
                                                             ============       ============         ============  ============

   The accompanying notes are an integral part of these financial statements.


                            Eagle Consolidated Report

                           Income Statement UNAUDITED

                                                               9 Months            9 Months             Variance
                                                             Ended Sep/00        Ended Sep/99           Fav/(Unf)      % Var
                                                             ------------       ------------         ------------  ------------

           Income

               Sales                                            $35,360               $4,000              $31,360       784.0%
                                                             ------------       ------------         ------------  ------------
           TOTAL Income                                          35,360                4,000               31,360       784.0%
                                                             ------------       ------------         ------------  ------------
           NET REVENUE                                           35,360                4,000               31,360       784.0%
                                                             ------------       ------------         ------------  ------------

           Cost of Goods Sold

               Cost of Goods Sold                                 3,021                    0               (3,021)
                                                             ------------       ------------         ------------  ------------
           TOTAL Cost of Goods Sold                               3,021                    0               (3,021)
                                                             ------------       ------------         ------------  ------------
           GROSS PROFIT                                          32,339                4,000               28,339       708.5%
                                                             ------------       ------------         ------------  ------------

           Expenses

               Payroll Costs

                  Officers Salaries                              18,200               20,700                2,500        12.1%
                  Employee Benefits                               5,059                1,345               (3,715)     -276.2%
                                                             ------------       ------------         ------------  ------------
               TOTAL Payroll Costs                               23,259               22,045               (1,215)       -5.5%
                                                             ------------       ------------         ------------  ------------
               Advertising                                          798                    0                 (798)
               Utilities                                          2,306                  590               (1,716)     -290.8%
               General Expenses                                 692,208              202,243             (489,964)     -242.3%
                                                             ------------       ------------         ------------  ------------
           TOTAL Expenses                                       718,571              224,878             (493,693)     -219.5%
                                                             ------------       ------------         ------------  ------------
           OPERATING PROFIT                                    (686,233)            (220,878)            (465,354)     -210.7%
                                                             ------------       ------------         ------------  ------------

           Other Income & Expenses

               Other Income & Expenses                         (384,006)             503,765             (887,771)     -176.2%
                                                             ------------       ------------         ------------  ------------
           TOTAL Other Income & Expenses                       (384,006)             503,765             (887,771)     -176.2%
                                                             ------------       ------------         ------------  ------------
           PROFIT BEFORE TAXES                               (1,070,239)             282,887           (1,353,126)     -478.3%
                                                             ------------       ------------         ------------  ------------

           NET PROFIT                                       ($1,070,239)            $282,887          ($1,353,126)     -478.3%
                                                             ============       ============         ============  ============


   The accompanying notes are an integral part of these financial statements.


                            Eagle Consolidated Report

                        Statement of Cash Flows UNAUDITED

                                                                        Sep/00                 Sep/99                Inc/(Dec)
                                                                       ---------             ---------               --------
           CASH FLOWS, OPERATIONS:

               Period Earnings:                                                                                    (1,018,043)
               Adjustments to Year-to-Date Earnings:
                  US BANK, Reno                                           (4,853)                2,075                 (6,928)
                  Checking, Sparks                                          (320)                 (500)                   180
                  Interest Receivable                                        529                     0                    529
                  Trade Receivables                                      (12,600)                    0                (12,600)
                  Travel Advances                                              0                  (900)                   900
                  Employee Advances                                            0                (1,193)                 1,193
                  Notes receivable Lone Eagle                                  0              (377,355)               377,355
                  Note Receivable, JAB                                    (8,738)                    0                 (8,738)
                  Inventory Account #1                                      (564)                    0                   (564)
                  Accounts Pay. Related Parties                            4,209                   450                  3,759
                  Loans, short term, other                                   400                     0                    400
                  Contract payables                                      231,520                33,477                198,043
                  Trade Payables                                         189,064               205,866                (16,802)
                  Deposits on Equipment                                   69,045                70,000                   (955)
                  Sales Tax Payable                                        2,353                     0                  2,353
                  Salaries and Wages Payable                              45,254                25,438                 19,816
                  JAB Enterprises Inc.                                    (4,710)              (14,830)                10,120
                  Lease payable IKON                                      17,416                26,218                 (8,802)
                  Lease Payable Auto/Ford                                 10,729                (2,282)                13,011
                                                                       ---------             ---------               --------
                    NET CASH FLOWS, OPERATIONS                                                                       (445,773)
                                                                                                                     --------
           CASH FLOWS, FINANCING and INVESTING:

                  Rights To Technology                                  (256,655)             (237,155)               (19,500)
                  Licenses for Zawcad                                   (391,417)                    0               (391,417)
                  Deposits                                                (3,380)           (1,189,229)             1,185,849
                  Furniture & Fixtures                                      (214)                    0                   (214)
                  Equipment                                              (61,130)              (55,386)                (5,745)
                  Equipment Accum. Deprn.                                 36,874                26,689                 10,185
                  Vehicles                                               (38,369)               (1,062)               (37,307)
                  Vehicle Accum Deprn                                      4,792                     0                  4,792
                  Notes Payable, Papas                                    23,678                11,656                 12,022
                  Notes Payable, JAB ENT                                  56,496                (2,000)                58,496
                  Notes Payable, Conv. Debenture                           9,000                     0                  9,000
                  Common Stock                                           132,955                78,812                 54,143
                  Additional paid in Capital                           1,783,176             2,218,751               (435,575)
                                                                       ---------             ---------               --------
                    NET CASH FLOWS, FINANCING and INVESTING                                                           444,729

                  Net Increase (Decrease) in CASH                                                                      (1,044)
                            CASH and CASH EQUIVALENTS

                    Beginning of the Period                                                                             1,150
                                                                                                                     --------

                            CASH and CASH EQUIVALENTS

                    Current                                                                                               106
                                                                                                                     --------

                  CASH and CASH EQUIVALENTS:

                  Checking, Other AW                                                                                      106
                                                                                                                     ------------
                    TOTAL CASH and CASH EQUIVALENTS                                                                       106
                                                                                                                     ============

   The accompanying notes are an integral part of these financial statements.

                     EAGLE ENVIRONMENTAL TECHNOLOGIES, LTD.
                        (A DEVELOPMENT STAGE CORPORATION)
            NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION:

Eagle Environmental Technologies, Ltd. (the "Company") was incorporated in the State of Nevada on June 15, 1990 for the purpose of acquiring, developing, testing, and marketing high technological developments for the protection of the environment. In June of 1990, the Company issued 3,000,000 shares of its common stock for $8,400 cash. On July 12, 1991 the Company merged with Cholla Precious Metals, Inc., for 876,667 shares of the Company's common stock. (Post consolidation number)

On March 12, 1992, the Company issued 100,000 shares of common stock to an individual for his current and future rights in the development of tire recycling, Biomass technology and improvements to the Chemstasis technology. The Company is involved with other technologies through the execution of joint venture or value-added resale agreements. See note 3.

On December 31, 1997 the Board voted to issue 165,500 shares as collateral for purchase of another company, American Water Technologies (AWT). The purchase was never consummated and AWT had refused to return the stock. Eagle put a block on this stock and started legal proceedings to collect the stock which was completed on September 1, 2000 with the stock being returned to Eagle. On September 30, 1999 Eagle issued 1,779,167 shares as collateral for the purchase of a company. This purchase was never consummated and the stockholders have refused to return stock. Eagle has placed a block on this stock and started proceedings to collect this stock. This has been reconciled by the changes listed in the ZawCad technology license agreement between Eagle and JAB Enterprises.

On August 8, 1994 the Company completed all Securities and Exchange Commission requirements to publicly trade its stock. The Company currently trades on the Electronic "Over the Counter" (OTC) Exchange (Symbol EGVR).

On July 26, 2000, the Company completed its filing of the 10SB12G, Registration Statement, to become a fully reporting company with the SEC. The statute time of 60 days ended on September 23, 2000, which completes the standard process. There is a comment period during and often after the 60 days, which will be completed by the Company as needed. This change in stature of the company will enhance its visibility to the public and the stockbrokers that trade in the company's shares.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Eagle Environmental Technologies Ltd., and its wholly owned subsidiary, Lone Eagle Technology Site, Inc. All significant intercompany balances and transactions have been eliminated from the balance sheets and carried as "off balance sheet" amounts.

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect certain reported accounts and disclosures. Accordingly, actual results could differ from these estimates.

                     EAGLE ENVIRONMENTAL TECHNOLOGIES, LTD.
                        (A DEVELOPMENT STAGE CORPORATION)
            NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

EARNINGS PER SHARE:

The earnings per share calculation is based on the weighted average number of shares outstanding during the period, 8,566,859 in 1999, 5,139,125 in '98, 2,919,585 in '97 and 1,755,962 in 1996. Stock options or convertible debentures or warrants are not included in the calculation since they are anti-dilutive.

DIVIDEND POLICY:

The Company has not paid dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

EQUIPMENT:

Equipment is recorded at cost and depreciation is computed using a 5-year life on a straight-line basis.

INCOME TAX:

Because of losses sustained since inception, no provision for Federal income tax was made.

NATURE OF BUSINESS:

The Company is a "Technology Systems Integrator". The company gains ownership, licenses or rights to market various technologies independently. The company uses the various rights to the technologies to form a new "solution based system" for a customer to solve a particular environmental problem. By investigating existing waste handling, disposal equipment and water purification systems, the company develops more sophisticated types of systems for waste handling and disposal procedures and products. By operating as a "Systems Integrator", several types of technology may be combined with the company's to perfect a complete solution for a customer.

NOTE 2 - RIGHTS TO TECHNOLOGY:

The merger with Cholla Precious Metals, Inc., included total rights to Chemstasis Technology. The technology is to enable the Company to economically and easily destroy undesirable toxic and hazardous waste materials, and is still under early development.

With the purchase of the sub license from Zawtech International/JAB Enterprises Inc., the company is able to use the ZawCAD technology in coating removal, cutting or drilling processes, worldwide. The process works similar to a water-jet process but without developing the waste stream. See Note 9, below

NOTE 3 - JOINT VENTURES AND AGREEMENTS:

In 1994, the Company entered into a joint venture with Research Institute of the Electrical Industry, the largest research institute in Hungary, to form a U.S. Corporation, Plasma Environmental Technologies, Inc., (formally Eagle AM Master Inc, Reno, NV) to sell waste elimination systems throughout the Americas. The systems use Plasma Technology to destroy highly toxic wastes by the application of high temperature. The units using the Plasma Technology systems are manufactured by EPOS, (now Hungaroplasma) one of the largest specialty manufacturers in Hungary

The Company entered into an additional agreement with Plasma Environmental Technologies, Inc., to market the Plasma Technology. Pursuant to the agreement, the Company implemented a regional licensing program whereby Canada and the United States were divided into 10 regions for marketing purposes. The Company intends to license specific companies to service each region in return for a fee and minority interest.

                     EAGLE ENVIRONMENTAL TECHNOLOGIES, LTD.
                        (A DEVELOPMENT STAGE CORPORATION)
            NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

In November 1996, the company formed a joint venture company, Plasma Energy Processing Inc, with Palota Kornyezelvedelmi KFT of Hungary, to produce a larger version of the Plasma system than available from the Canadian firm PETI. The company owns 50% of the stock at this time. The equipment has not been built or tested under the USA EPA standards, so no sales have been made.

Under the licensing agreement, Intercommerce Inc. has agreed to purchase the rights to market Plasma Technology. Intercommerce Inc. and will pay the Company $2,000,000, by a promissory note to be paid over 10 years (with interest at 12%). The agreements are contingent and will be finalized in the future upon delivery of the equipment that is not yet scheduled.

NOTE 4 - NOTES RECEIVABLE

The Company had the following notes receivable 1999:

Notes receivable from Plasma Environmental Technologies, Inc for $17,683 with interest at 10% per annum. Management believes the note to be collectable.

NOTE 5 - ACCRUED EXPENSES:

The Company has accrued unpaid wages to Jerry Wilmot in the amount of $27,000, and accrued rent due to JAB in the amount $1,920.

NOTE 6 - NOTES PAYABLE, RELATED PARTIES

                                                              1999        1998

A non interest bearing note payable to related parties,      56,408      105,000
A non-interest bearing Note Payable to BBTC for services:    -0-          20,000

NOTE 7 - CAPITAL LEASE

Future minimum payments for a copier under a non-cancelable lease exist at December 31. 1999

                                              2000     8,687

                                              2001     8,687

                                              2002     8,687

                                              2003     1,327

Total minimum lease payments:                         27,388
         Amount representing interest                  3,938
                                                     -------

Present value of net, current portion:                23,450
         Current portion                               8,687
                                                     -------

                                                      14,763

Future minimum payments for a Ford Explorer under a non-cancelable lease exist at December 31. 1999

                                              2000     6,230
                                              2001     6,230
                                              2002     3,116

Total minimum lease payments:                        15,576
         Amount representing interest                    551
                                                    --------

Present value of net, current portion:                15,025
         Current portion                               6,230
                                                     -------

                                                       8,795
                                      F-7

                     EAGLE ENVIRONMENTAL TECHNOLOGIES, LTD.
                        (A DEVELOPMENT STAGE CORPORATION)
            NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 8 - NOTE PAYABLE: EMPLOYMENT CONTRACTS, STOCK OPTIONS:

The Company signed modified employment agreements with individuals and corporate entities to act as chairman, president chief executive, corporate treasurer
(CFO), corporate secretary and marketing officer, for compensation totaling $590,000 per year. A pool of compensation is to be set aside equal to 25% of net cash flow or net pre-tax profits, whichever is lesser, as incentive bonuses to be paid to the above entities. The entities have elected not to be compensated on these contracts until the Company has a positive cash flow from operations, therefore, the Company did not accrue a liability on these contracts during the years previously. The employment agreements also contain stock options in lieu of part of their salaries at a purchase price equal to 70% of the then current market value.

NOTE 9 - RELATED PARTY TRANSACTIONS:

The Company rents office space from JAB Enterprises, Inc., a related corporation, for $960 per month. The company has entered into an agreement to receive worldwide license rights for the ZawCAD technology from Zawtech International Inc. The company paid in stock for the rights at a value of $391,417. The agreement was entered into in 1999 and finalized in 2000 and is currently reflected in the balance sheets.

NOTE 10 GOING CONCERN

The interim 2000 financial statements of the Company have been prepared assuming that the Company will continue as going concern as of September 2000. The
Company is currently generating limited revenue and substantial capital is necessary to market the Chemstasis Technology, Plasma technology, WaterClear Technology and the Zawcad Technology. If additional capital is not secured from the public offering of the stock, from its current shareholders, or from the marketing agreements discussed in Note 3, then there is substantial doubt about the company's ability to continue as a going concern.

The company currently has orders for the ZawCAD equipment from Lockheed Martin Corporation for delivery in fourth quarter 2000. The company has contracted with EDC Engineering in Santa Fe, NM to construct the equipment. All re-designs have been completed and the manufacturing has begun.

The company has a pending agreement with Osmonics Inc, the manufacturer of the WaterClear for the company to continue the manufacturing of the equipment to the Eagle specifics. The final agreement is expected in the fourth quarter of 2000.

                     EAGLE ENVIRONMENTAL TECHNOLOGIES, LTD.
                        (A DEVELOPMENT STAGE CORPORATION)
            NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS

FINANCIAL

The  following   discussion   should  be  read  in  conjunction  with  Company's
Consolidated Financial Statements and Notes included in this report.

RESULTS OF OPERATIONS, comparison of periods, September 2000 and September 1999

Gross sales increased $28,860 during the current period due to the recent approval and sale of the Company's WaterClear(TM) equipment line to the California school. Further orders for similar equipment are pending at another school and the California Fish and Game Department.

Sales of the ZawCAD equipment have not yet been finalized, as deliveries on previous orders, (those placed prior to the Company obtaining the license) are not scheduled to be completed until the first quarter of next year. Certain engineering, marketing and design costs have been included in the reflected expenses for this period and the previous quarters of 2000.

General expenses show a decline of 75.4% for the current period due to deposits and purchases made in 1999 to open the new Sparks office/warehouse facility. Year to date expenses show an increase of 242.3% in this area. Most of the changes and office equipment purchases are complete at this time and it is expected that overall, non-operating, expenses will not increase for the remainder of 2000.

Major adjustments on the balance sheet were due to changes in the method of accounting of the funds advanced to the subsidiary, Lone Eagle Technology Site, Inc., (Texas), for the processing facility in Texas City, Texas, being taken off of the balance sheet and carried as an "off balance sheet" asset. The final determination of the status of the processing facility has not yet been made by the Texas Bankruptcy Court. Until that is completed, the Company will not be able to move on the acquisition.

In 2000, the added license acquisition of the ZawCAD technology rights was the largest asset change to the balance sheet. The purchase was based on a stock issuance at .22 cents per share, which increased the common stock calculation and diluted the existing amount of shares by 1,779,167.

Liquidity: The company's liquidity increase during the current period was due to the recent equipment sales. The company is negotiating a lease/credit line for equipment purchase - resale use during the fourth quarter. This is for the cyclo mill equipment that the company feels it can get operational within the fourth quarter to improve its year-end cash flow captions.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

         Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities
Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: well established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, the Company's ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

         During the last quarter of 2000 and the first half of 2001, the Company plans to focus on continuing its efforts to secure the newest technologies available, to secure the best expertise and team available, to develop the most cost effective technologies for the treatment of toxins and wastes in the environment, and to complete the development of its intellectual properties. Unless a client base is established, the Company will be forced to rely on investment financing to meet its short and long term cash requirements.

         Management believes that demand for its services will be high in the disposal of toxic wastes. The USA leads the world in production of consumable goods and the utilization and disposal of their remains. The ever growing stringency of anti- pollution regulations and their enforcement by the regulators has put the manufacturing industry in a very precarious position. Manufacturing plants are avoiding discharge of their wastes by transporting them to centralized treatment facilities. There is increased awareness of the hazards from polluted water, both on wildlife and humans, and greater emphasis is being placed on finding cost effective methods to clean up our water systems. The Company offers manufacturing plants and others an on-site process for disposal of toxic wastes at a lower cost.

         Unless revenues increase, the Company will not be able to meet its short-term or long-term cash requirements. Current revenues and financing likely will be adequate through December 31, 2000. The Company will have to raise additional funds after that point. Though management has successfully obtained such financing in the past, there is no assurance that investment financing will be available in the future. And if it is, additional investment financing will result in a dilution of current shareholder equity.

         The Company will continue to improve its intellectual properties through its research and development efforts. The Company plans to protect its developments through appropriate patent applications. If the Company receives the appropriate patent and copyright approvals, which is not certain, the Company expects to be able to capitalize on the anticipated trend in the industry for technologies the Company employs. Additional development efforts and expansion into new markets depend on the Company's ability to develop revenue streams.

PART II

OTHER INFORMATION

ITEM 1:  Legal Proceedings

         The Company is not party to, and none of the Company's property is subject to, any pending or threatened legal, governmental, administrative or judicial proceedings that will have a materially adverse effect upon the Company's financial condition or operation, except as disclosed below:

         The Company is bringing suit against Dakota Partners, Bismarck, North Dakota. The case has not yet been filed. The Company is seeking the return of funds resulting from a liquidation of assets by a lienholder for a loan made to the Company's subsidiary, Lone Eagle Technology Site, Inc. The partners were overpaid by the liquidation and have not returned the overpaid sum of $25,000, plus over-charges of $50,000.

         The Company is investigating facts on a suit against Plasma Environmental Technologies Inc. Canada. PETI has granted the Company the exclusive marketing rights to its Plasma equipment by contract and its offering circulars, and then tried to disclaim the commitment. The Company would seek-reaffirmation of the agreements and cash to pay legal expenses of approximately $10,000.

         The Company has filed a suit against American Water Technologies Inc., Stockton, California and its president Paul Chapman for damages and the return of issued purchase money stock of 165,500 shares. AWT was a corporation which the Company planned to acquire. Purchase contracts were signed and the Company paid a cash deposit of $10,000, plus the stock, to purchase 100% of the outstanding shares of AWT. AWT failed to produce audited financial statements, failed to disclose numerous tax authority debts and misrepresented its business condition. AWT failed to deliver its shares to the Company. The Company terminated the agreement and made demand that its shares be returned.

ITEM 2:  Changes in Securities and Use of Proceeds

         None.

ITEM 3:  Defaults Upon Senior Securities

         None.

ITEM 4:  Submission of Matters to a Vote of Security Holders

         No matters have been submitted to a vote of the security holders during the period covered by this report through the solicitation of proxies or otherwise.

ITEM 5:  Other Information

         None.

ITEM 6:  Exhibits and Reports on Form 8-K

A.       Exhibits

   (2) Plan of acquisition, reorganization, liquidation or succession:
         NONE.

   (3)   (i)  Articles of Incorporation *
          (ii) By-laws *

* Incorporated by reference from the Registrant's Form 10-SB.

B.       Reports on Form 8-K.


         The Registrant did not file reports on Form 8-K during the quarter covered by this report.

                                   Signatures

                                   ----------


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 20, 2000.

                                    EAGLE ENVIRONMENTAL
                                    TECHNOLOGIES, LTD.

                                    By:   /s/ Brian D. Wilmot
                                       -----------------------
                                              Brian D. Wilmot
                                              President